Form 10QSB
period 2000-12-31
FEATHER VALLEY FINANCIAL LTD
filed 2001-02-14
CIK 1101361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended:         December 31, 2000
                                            --------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


    For the transition period from                  to
                                   -----------------   -------------
            Commission file number           000-28614
                                   -------------------------------

                         FEATHER VALLEY FINANCIAL, LTD.
            --------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its chart
    Wyoming                                                   86-0970137
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                          Identification No.)

                  10130 E. Winding Trail, Tucson, Arizona 85749
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 577-1516
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2000 1,000,000


     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Feather Valley Financial, Ltd.
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Feather Valley Financial, Ltd. (a development stage company) as of December 31, 2000 and September 30, 2000 and the related statements of operations and cash flows for the three month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  /s/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
February 11, 2001

                         FEATHER VALLEY FINANCIAL, LTD.
                         ------------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                      December 31, September 30,
                                                             2000        2000
                                                            -------     -------
Assets: ................................................    $  --       $  --
                                                            =======     =======

Liabilities - Accounts Payable .........................    $  --       $   308
                                                            -------     -------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at December 31, 2000
    and September 30, 2000 .............................      1,000       1,000
  Paid-In Capital ......................................      1,831       1,523
  Retained Deficit .....................................     (1,075)     (1,075)
  Deficit Accumulated During the
    Development Stage ..................................     (1,756)     (1,756)
                                                            -------     -------

     Total Stockholders' Equity ........................       --          (308)
                                                            -------     -------

     Total Liabilities and
       Stockholders' Equity ............................    $  --       $  --
                                                            =======     =======



















                 See accompanying notes and accountants' report.

                         FEATHER VALLEY FINANCIAL, LTD.
                         ------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                             Cumulative
                                                             since October
                                                             20, 1999
                                                             Inception
                               For the three months ended      of
                                         December 31,        development
                                      -------------------
                                        2000       1999      stage
                                      ---------   -------    -------
Revenues: .........................   $    --     $  --      $  --

Expenses: .........................        --         880      1,756
                                      ---------   -------    -------

     Net Loss .....................   $    --     $  (880)   $(1,756)
                                      =========   =======    =======

Basic & Diluted loss per share ....   $    --     $  --
                                      =========   =======























                 See accompanying notes and accountants' report.

                         FEATHER VALLEY FINANCIAL, LTD.
                         ------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                           Cumulative
                                                                           since October
                                                                            20, 1999
                                              For the three months ended   Inception of
                                                            December 31,   Development
                                                             ------------
                                                             2000    1999   Stage
                                                             -----   ----  -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................................  $--     $880  $(1,756)
Increase (Decrease) in Accounts Payable ...................   (308)   --      --
                                                             -----   ----  -------
  Net Cash Used in operating activities ...................   (308)   880   (1,756)
                                                             -----   ----  -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities .................   --      --      --
                                                             -----   ----  -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ........................    308    880    1,756
                                                             -----   ----  -------
Net Cash Provided by
  Financing Activities ....................................    308    880    1,756
                                                             -----   ----  -------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............................   --      --      --
Cash and Cash Equivalents
  at Beginning of Period ..................................   --      --      --
                                                             -----   ----  -------
Cash and Cash Equivalents
  at End of Period ........................................  $--     $--   $  --
                                                             =====   ====  =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................................  $--     $--   $  --
  Franchise and income taxes ..............................  $--     $--   $    25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                         FEATHER VALLEY FINANCIAL, LTD.
                         ------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Feather Valley Financial, Ltd. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of December 31, 2000 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company ceased all operating activities during the period from September 16, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of December 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                         FEATHER VALLEY FINANCIAL, LTD.
                         ------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                          Per-Share
                               Income       Shares         Amount
                               ------       ------         ------
                             (Numerator) (Denominator)

                          For the three months ended December 31, 2000
Basic Loss per Share
Loss to common shareholders  $        -       1,000,000   $        -
                             ==========  ==============   ==========


                          For the three months ended December 31, 1999
Basic Loss per Share
Loss to common shareholders  $     (880)      1,000,000   $        -
                             ==========  ==============   ==========

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

     Certain reclassifications have been made in the 2000 financial statements to conform with the December 31, 2000 presentation.

                         FEATHER VALLEY FINANCIAL, LTD.
                         ------------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,800 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

     As used herein the term "Company" refers to Feather Valley Financial, Ltd., a Wyoming corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

Results of Operations

     The Company had no sales or sales revenues for the three months ended December 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended December 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three month period ended December 31, 2000 or for the same period in 1999.

     The Company recorded net loss of $0 for the three months ended December 31, 2000 compared to $880 loss for the same period in 1999.

Capital Resources and Liquidity

     At December 31, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $0 and $308 at December 31, 2000 and September 30, 2000.

     Net stockholders' deficit in the Company was $0 and $308 as of December 31, 2000 and September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) EXHIBITS


The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


           Exhibit No.         Exhibit


           *3                  Articles of Incorporation


           *3.2                Bylaws


           *3.1                Amended Articles of Incorporation

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

     *  Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
Registration Statement, dated December 27, 1999.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February, 2001.

Feather Valley Financial, Ltd.


/s/ Daniel L. Hodges
Daniel L. Hodges
President/CFO and Director

February 14, 2001