Form 10QSB
period 2001-06-30
FEATHER VALLEY FINANCIAL LTD
filed 2004-09-21
CIK 1101361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 000-28651
            ---------------------------------------------------------

                         FEATHER VALLEY FINANCIAL, LTD.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                               Wyoming 86-0970137
-------------------------------------------------------------------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

              One World Trade Center, Long Beach, California 90831
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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


ITEM 1.  FINANCIAL STATEMENTS


                         FEATHER VALLEY FINANCIAL, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,         September 30,
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

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at June 30, 2001
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
                                                                             ==================  ==================











                             See accompanying notes.

                         FEATHER VALLEY FINANCIAL, LTD.
                         ((A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                                                     Inception
                       For the three months ended               For the nine months ended                of
                                June 30,                                June 30,                    development
                  -------------------------------------   -------------------------------------
                         2001               2000                2001                2000               stage
                  ------------------  -----------------   -----------------  ------------------  ------------------
Revenues:         $                -  $               -   $               -  $                -  $                -

Expenses:                          -                  -               1,750               1,756               3,506
                  ------------------  -----------------   -----------------  ------------------  ------------------

     Net Loss     $                -  $               -   $          (1,750) $           (1,756) $           (3,506)
                  ==================  =================   =================  ==================  ==================

Basic &
Diluted loss
 per share        $                -  $               -   $               -  $                -
                  ==================  =================   =================  ==================























                             See accompanying notes.

                         FEATHER VALLEY FINANCIAL, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the nine months ended           Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                             See accompanying notes.

                         FEATHER VALLEY FINANCIAL, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company ceased all operating activities during the period from September 16, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

                         FEATHER VALLEY FINANCIAL, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,750)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2000
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (876)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the nine months ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,750)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the nine months ended June 30, 2000
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,756)           1,000,000  $                  -
                                                        ==================  ===================  ==================


         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

                         FEATHER VALLEY FINANCIAL, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,500 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                         FEATHER VALLEY FINANCIAL, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended June 30, 2001 or

2000 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $1,750 for the three month period ended June 30, 2001 and $876 for the same period in 2002.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $1,700 at June 30, 2001 and $308 at September 30, 2000.

         Net stockholders' deficit in the Company was $1,700 as of June 30, 2001 and $308 at September 30, 2000.

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